Form 10-Q
period 2026-03-31
ARC Group Acquisition I Corp.
filed 2026-05-14
CIK 2073515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 001-43253

ARC GROUP ACQUISITION I CORP

(Exact name of registrant as specified in its charter)

British Virgin Islands	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

398 S Mill Avenue, Suite 306, Tempe, AZ 85284	N/A
(Address of principal executive offices)	(Zip Code)

(928) 625-0928

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of ordinary shares, as of the latest practicable date: Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 683,000 issued and outstanding (excluding 12,075,000 Class A ordinary shares subject to possible redemption) and Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,175,000 issued and outstanding, as of May 14, 2026.

2

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

ARC GROUP ACQUISITION I CORP

BALANCE SHEET

	March 31, 2026	December 31, 2025
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	-	-
Total Current Assets	-	-

Deferred offering costs	471,182	372,551
Total Assets	$471,182	$372,551

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued offering costs	260,225	260,225
Promissory note – a related party	282,357	156,726
Total Current Liabilities	$542,582	$416,951

Commitments and Contingencies (Note 6)	-	-

Shareholder’s Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,175,000 issued and outstanding(1)(2)	518	518
Additional paid-in capital	24,482	24,482
Accumulated deficit	(71,400)	(44,400)
Subscription receivable	(25,000)	(25,000)
Total Shareholder’s Deficit	(71,400)	(44,400)
Total Liabilities and Shareholder’s Deficit	$471,182	$372,551

(1)	Includes an aggregate of 675,000 Class B ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part.
(2)	On December 3, 2025, pursuant to the first downsize of the Proposed Public Offering, our sponsor surrendered 4,928,572 Class B ordinary shares it held for no consideration, leaving sponsor with 7,392,857 Class B ordinary shares outstanding. On April 6, 2026, pursuant to the second downsize of the Proposed Public Offering, our sponsor surrendered 2,217,857 Class B ordinary shares it held for no consideration, leaving sponsor with 5,175,000 Class B ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the surrender (see Note 5).

The accompanying notes are an integral part of these unaudited financial statements.

ARC GROUP ACQUISITION I CORP

STATEMENTS OF OPERATIONS

(UNAUDITED)

For the three months ended March 31, 2026
Formation and operating costs	$(27,000)
Net Loss	$(27,000)

Weighted average shares outstanding, basic and diluted(1)(2)	4,500,000
Basic and diluted net loss per ordinary share	(0.01)

(1)	Excludes an aggregate of 675,000 Class B ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part.
(2)	On December 3, 2025, pursuant to the first downsize of the Proposed Public Offering, our sponsor surrendered 4,928,572 Class B ordinary shares it held for no consideration, leaving sponsor with 7,392,857 Class B ordinary shares outstanding. On April 6, 2026, pursuant to the second downsize of the Proposed Public Offering, our sponsor surrendered 2,217,857 Class B ordinary shares it held for no consideration, leaving sponsor with 5,175,000 Class B ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the surrender (see Note 5).

The accompanying notes are an integral part of these unaudited financial statements.

ARC GROUP ACQUISITION I CORP

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

	Class B Ordinary shares(1)(2)		Additional Paid-In	Accumulated	Subscription	Total Shareholder’s
	Shares	Amount	Capital	Deficit	Receivable	Deficit
Balance – December 31, 2025	5,175,000	$518	$24,482	$(44,400)	$(25,000)	$(44,400)
Net loss	-	-	-	(27,000)	-	(27,000)
Balance – March 31, 2026	5,175,000	$518	$24,482	$(71,400)	$(25,000)	$(71,400)

(1)	Includes an aggregate of 675,000 Class B ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part.
(2)	On December 3, 2025, pursuant to the first downsize of the Proposed Public Offering, our sponsor surrendered 4,928,572 Class B ordinary shares it held for no consideration, leaving sponsor with 7,392,857 Class B ordinary shares outstanding. On April 6, 2026, pursuant to the second downsize of the Proposed Public Offering, our sponsor surrendered 2,217,857 Class B ordinary shares it held for no consideration, leaving sponsor with 5,175,000 Class B ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the surrender (see Note 5).

The accompanying notes are an integral part of these unaudited financial statements.

ARC GROUP ACQUISITION I CORP

STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Three Months Ended March 31, 2026
Cash flows from Operating Activities:
Net Loss	$(27,000)

Adjustments to reconcile net loss to net cash used in operating activities:
Formation and operating costs paid by Sponsor from Promissory Note – a related party	27,000
Net cash used in operating activities	-

Net Change in Cash	-
Cash – Beginning of period	-
Cash – Ending of period	$-

Supplemental Disclosures of Noncash Financing Activities
Deferred offering costs included in Promissory Note – a related party	$98,631

The accompanying notes are an integral part of these unaudited financial statements.

ARC GROUP ACQUISITION I CORP

NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN

ARC GROUP ACQUISITION I CORP (the “Company”) (formerly known as D. Boral ARC Acquisition II Corp.) is a blank check company incorporated in the British Virgin Islands on May 27, 2025. The Company was formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). While the Company may pursue an acquisition opportunity in any business, industry, sector or geographical location, the Company intends to focus on industries that complement our management team’s background, and to capitalize on the ability of our management team to identify and acquire a business.

On March 31, 2026, the Company had not yet commenced any operations. All activity through March 31, 2026 related to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The Company’s sponsor is MFH 2, LLC (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on April 27, 2026. On May 1, 2026, the Company consummated its Initial Public Offering of 10,500,000 units (the “Public Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $105,000,000 (the “Initial Public Offering”). Each Public Unit contains one Class A ordinary share, one right (“Public Rights”) and one redeemable warrant (“Public Warrants”). On May 1, 2026, the underwriter purchased an additional 1,575,000 units pursuant to the exercise of the over-allotment option. The units were sold at $10.00 per unit, generating additional gross proceeds to the Company of $15,750,000.

Simultaneously with the consummation of the closing of the Offering, the Company consummated the private placement of an aggregate of 200,000 units (the “Private Units” and, with respect to the Class A ordinary shares included in the Private Units being offered, the “Private Shares”) to the Sponsor at a price of $10.00 per Unit, generating gross proceeds of $2,000,000 (the “Private Placement”). (see Note 4).

In connection with the consummation of the Initial Public Offering, the Company issued 483,000 Class A ordinary shares (the “Representative Shares”) to the underwriter as part of the underwriting compensation. These Representative Shares are subject to transfer restrictions and are considered non-cash underwriting compensation. The fair value of the Representative Shares accounted for as compensation under Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation” (“ASC 718”) is included in the offering costs. The estimated fair value of the Representative Shares as of the Initial Public Offering date totaled $1,114,704.

Transaction costs amounted to $1,886,234, consisting of $771,530 other offering costs and $1,114,704 of the Representative Shares.

Following the closing of the Initial Public Offering on May 1, 2026, an amount of $120,750,000 from the net proceeds of the sale of the Units in the Initial Public Offering and a portion of the proceeds from the sale of the Private Units was placed in a trust account (the “Trust Account”), and will be invested only in U.S. government treasury obligations with a maturity of 185 days or less, in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act and in cash or cash like items (including demand deposit accounts) at a bank; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company hold investments in the trust account, the Company may, at any time (based on our management team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in cash or in an interest bearing demand deposit account at a bank.

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial business combination either (i) in connection with a shareholder meeting called to approve the initial business combination or (ii) by means of a tender offer. In connection with a proposed Business Combination, the Company may seek shareholder approval of a Business Combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of how they vote for the Business Combination.

The shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). These ordinary shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its amended and restated memorandum and articles of association conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

The sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares, Private Shares and Public Shares in connection with the completion of our initial business combination; (ii) waive their redemption rights with respect to their Founder Shares, Private Shares and Public Shares in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association; (iii) waive their rights to liquidating distributions from the trust account with respect to their Founder Shares and Private Shares if the Company fail to complete our initial business combination within the completion window, although they will be entitled to liquidating distributions from the trust account with respect to any Public Shares they hold if the Company fail to complete our initial business combination within the prescribed time frame and to liquidating distributions from assets outside the trust account; and (iv) vote any Founder Shares and Private Shares held by them and any Public Shares purchased during or after this offering (including in open market and privately-negotiated transactions) in favor of our initial business combination (except that any Public Shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act would not be voted in favor of approving the business combination transaction).

The Company will have until 12 months from the closing of the Initial Public Offering, with one (1) three-month extension at the option of the sponsor (as may be extended by shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which the Company must consummate our initial business combination) or until such earlier liquidation date as our board of directors may approve, to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under British Virgin Islands law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (except for the Company’s independent auditors), or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked our sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and the Company believe that our sponsor’s only assets are securities of our company. Therefore, the Company cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, the Company may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in U.S. Dollars and conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Liquidity and Capital Resources

As of March 31, 2026 and December 31, 2025, the Company had $0 and $0 in cash and a working capital deficit of $542,582 and $416,951, respectively.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the loan from the Sponsor under the Promissory Note (as defined in Note 5). The Company offset the subscription of $25,000 with the promissory note. The Company has $282,357 and $156,726 outstanding under the Promissory Note as of March 31, 2026 and December 31, 2025, respectively. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of March 31, 2026 and December 31, 2025, there were no amounts outstanding under any Working Capital Loans.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable.

The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash and cash equivalents as of March 31, 2026 and December 31, 2025.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. Financial Accounting Standards Board (“FASB”) ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Public Units between ordinary shares, rights and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and rights and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares subject to possible redemption were charged to temporary equity, and offering costs allocated to the warrants and rights included in the Public Units and Private Units were charged to shareholder’s equity as the warrants and rights, after management’s evaluation, were accounted for under equity treatment. As of March 31, 2026 and December 31, 2025, the Company had recorded deferred offering cost of $471,182 and $372,551, respectively.

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of March 31, 2026 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be a BVI business company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States. As such, the provision for income taxes was deemed to be de minimis for the three months ended March 31, 2026.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Warrant

The Company accounted for the 12,075,000 Public Warrants included in the Units issued in connection with the Initial Public Offering and 200,000 Private Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. There were no Public Warrants or Private Warrants outstanding as of March 31, 2026 and December 31, 2025.

Share Rights

The Company accounts for the Public Rights and Private Rights (defined below) issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and classified the rights under equity treatment at their assigned value. There are no Public Rights or Private Rights outstanding as of March 31, 2026 and December 31, 2025.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. As of March 31, 2026 and December 31, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution, which at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2026 and December 31, 2025, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict, the Israel-Hamas conflict and the recent escalation of the Israel-Iran conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia, the Israel-Hamas conflict and the recent escalation of the Israel-Iran conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Israel-Hamas conflict and the recent escalation of the Israel-Iran conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

On May 1, 2026, the Company consummated its Initial Public Offering of 10,500,000 Units, at $10.00 per Unit, generating gross proceeds of $105,000,000. On the same day, the underwriter purchased an additional 1,575,000 units pursuant to the exercise of the over-allotment option. In total, the Company has 12,075,000 Units consummated through the Initial Public Offering at $10.00 per Unit and generated total gross proceeds of $120,750,000. Each Unit consists of one Class A ordinary share, one redeemable warrant and one right. Each warrant entitles the holder thereof to purchase Class A ordinary share at a price of $11.50 per share, subject to adjustment. Each right entitles the holder to receive one-fourth (1/4) of one Class A ordinary share upon the consummation of our initial business combination.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 200,000 Private Units at a price of $10.00 per Private Unit from the Company in a private placement. The proceeds from the sale of the Private Units were added to the net proceeds from the Offering held in the Trust Account. The Private Units are identical to the Units sold in the Initial Public Offering, as described in Note 7. Each Private Unit contains one Class A ordinary share, one right (“Private Rights”) and one redeemable warrant (“Private Warrants”). If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Warrants will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Insider shares

On May 27, 2025, the Company issued an aggregate of 12,321,429 Class B ordinary shares (“Founder Shares”) Founder Shares to the Sponsor for an aggregate purchase price of $25,000 in cash. The funds were offset with the Promissory Note upon the Initial Public Offering. On December 3, 2025, our sponsor surrendered 4,928,572 Class B ordinary shares it held for no consideration, leaving sponsor with 7,392,857 Class B ordinary shares for an aggregate purchase price of $25,000 (up to 964,286 of which are subject to forfeiture by the holders thereof depending on the extent to which the underwriter’s over-allotment option is exercised). On April 6, 2026 pursuant to the second downsize of the Proposed Public Offering, our sponsor further surrendered 2,217,857 Class B ordinary shares for no consideration, leaving sponsor with 5,175,000 Class B ordinary shares for an aggregate purchase price of $25,000 (up to 675,000 which are subject to forfeiture by the holders thereof depending on the extent to which the underwriter’s over-allotment option is exercised). As of May 1, 2026, Following the fully exercise of over-allotment options by the underwriters, no insider shares are subject to forfeiture.

The Founder Shares are designated as Class B ordinary shares and, except as described below, are identical to the Class A ordinary shares included in the units being sold in this offering, and holders of Founder Shares have the same shareholder rights as public shareholders, except that (i) the Founder Shares are subject to certain transfer restrictions, as described in more detail below, (ii) the Founder Shares are entitled to registration rights; (iii) our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to (A) waive their redemption rights with respect to their Founder Shares, Private Shares and Public Shares in connection with the completion of our initial business combination, (B) waive their redemption rights with respect to their Founder Shares, Private Shares and Public Shares in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (a) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we have not consummated an initial business combination within the completion window or (b) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, (C) waive their rights to liquidating distributions from the trust account with respect to their Founder Shares and Private Shares if we fail to complete our initial business combination within the completion window, although they will be entitled to liquidating distributions from the trust account with respect to any Public Shares they hold if we fail to complete our initial business combination within such time period and to liquidating distributions from assets outside the trust account and (D) vote any Founder Shares held by them and any Public Shares purchased during or after this offering (including in open market and privately-negotiated transactions) in favor of our initial business combination (except that any Public Shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act would not be voted in favor of approving the business combination transaction), (iv) the Founder Shares are automatically convertible into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment as described herein and in our amended and restated memorandum and articles of association, and (v) prior to the closing of our initial business combination, only holders of our Class B ordinary shares will be entitled to vote on the appointment and removal of directors or continuing the company in a jurisdiction outside the British Virgin Islands (including any ordinary resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the British Virgin Islands).

With certain limited exceptions, the Founder Shares are not transferable, assignable or saleable (except to our officers and directors and other persons or entities affiliated with our sponsor, each of whom will be subject to the same transfer restrictions) until the completion of our initial business combination.

Promissory Note — A Related Party

On June 4, 2025, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $350,000, to be used for payment of costs related to the Initial Public Offering. On November 28, 2025, the Promissory Note was amended to extend the payable date from December 31, 2025 to December 31, 2026 pursuant to the First Amendment to Promissory Note and increased the aggregate principal amount to $500,000. On February 13, 2026, the Promissory Note was further amended to extend the payable date from December 31, 2026 to June 30, 2027. The note is non-interest bearing and payable on the earlier of (i) June 30, 2027 or (ii) the consummation of the Initial Public Offering. These amounts will be repaid upon completion of the Initial Public Offering out of the $700,000 of Initial Public Offering proceeds that has been allocated for the payment of Initial Public Offering expenses. The Sponsor has offset $25,000 subscription fee with the Promissory Note. As of March 31, 2026 and December 31, 2025, there were $282,357 and $156,726 Promissory Note outstanding, respectively.

Administrative Services Arrangement

An affiliate of our Sponsor has agreed, commencing from the date that the Company’s securities are first listed on Nasdaq, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company our Sponsor certain office space, utilities and secretarial and administrative support as may be reasonably required by the Company. The Company has agreed to pay to the affiliate of our Sponsor, $20,000 per month, for up to 12 months, subject to extension to up to 15 months, as provided in the Company’s registration statement, for such administrative services.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Up to $2,500,000 of such loans may be convertible into private units, at a price of $10.00 per unit, at the option of the applicable lender. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2026 and December 31, 2025, no amounts under such loans have been drawn.

Representative Shares

The Company will issue to the representatives and/or their designees, 420,000 Class A ordinary shares (483,000 Class A ordinary shares if the underwriter’s over-allotment is exercised in full) upon the consummation of the Proposed Offering as part of representative compensation, whereby 320,000 Class A ordinary shares to be issued to ARC Group Securities LLC and 100,000 Class A ordinary shares to IB Capital LLC, as the qualified independent underwriter (the “Representative Shares”). If the over-allotment option is exercised in full, the additional 63,000 Representative Shares would be payable to ARC Group Securities LLC. The Representative Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the commencement of sales of this offering pursuant to FINRA Rule 5110(e)(1), however, the representative of the underwriters have agreed to a lock-up of 180 days from the closing date of the Company’s initial business combination, which is beyond the required 180 day lock-up immediately following the date of the commencement of sales in this offering pursuant to FINRA Rule 5110(e)(1). Pursuant to this FINRA lock-up, these securities cannot be sold, transferred, assigned, pledged or hypothecated or the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days from the commencement of sales of the Proposed Offering except as permitted under FINRA Rule 5110(e)(2), including to any underwriter and selected dealer participating in the Proposed Offering and their officers or partners, registered persons or affiliates, however, the representative of the underwriters have agreed to a lock-up of 180 days from the closing date of the Company’s initial business combination, which is beyond the required 180 day lock-up immediately following the date of the commencement of sales in this offering pursuant to FINRA Rule 5110(e)(1). The Representative Shares have resale registration rights including two demand (one at the Company’s expense and one at ARC Group Securities LLC’s expense) and unlimited “piggy-back” rights for periods of five and seven years, respectively, from the commencement of sales of the Proposed Offering. Following the closing of the Initial Public Offering on May 1, 2026, the Company issued to the representatives and/or their designees, 483,000 Class A ordinary shares as part of representative compensation, whereby 383,000 Class A ordinary shares are issued to ARC Group Securities LLC and 100,000 Class A ordinary shares are issued to IB Capital LLC, as the qualified independent underwriter.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the (i) Founder Shares, which were issued in a private placement prior to the closing of the Initial Public Offering, (ii) Private Units (including the component securities as well as any securities underlying those component securities), which was issued in a private placement simultaneously with the closing of the Initial Public Offering and (iii) private units (including the component securities as well as any securities underlying those component securities) that may be issued upon conversion of working capital loans will have registration rights to require the Company to register a sale of any of our securities held by them and any other securities of the company acquired by them prior to the consummation of a Business Combination pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the Business Combination. The registration rights granted to the underwriters are limited to two demand (one at the Company’s expense and one at the underwriters’ expense) and unlimited “piggy-back” rights for periods of five and seven years, respectively, from the commencement of sales of the Initial Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements. In addition, for as long as the representative shares are held by ARC Group Securities LLC and IB Capital LLC or their respective designees or affiliates, they will be subject to the lock-up and registration rights limitations imposed by FINRA Rule 5110.

Underwriting Agreement

The Company has granted the underwriters a 45-day option to purchase up to 1,575,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions.

The underwriters were not be entitled to any cash underwriting fee at closing of the Initial Public Offering. The underwriters were entitled to 483,000 Representative Shares at closing of the Initial Public Offering, whereby 383,000 Class A ordinary shares were issued to ARC Group Securities LLC and 100,000 Class A ordinary shares were issued to IB Capital LLC, as the qualified independent underwriter. The underwriters were not entitled to any deferred underwriting fee upon closing of the Business Combination. On May 1, 2026, the over-allotment option has exercised in full.

NOTE 7. SHAREHOLDER’S EQUITY

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share. With such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. On March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2026 and December 31, 2025, there were no Class A ordinary shares issued and outstanding.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. On December 31, 2025, there were 7,392,857 Class B ordinary shares issued and outstanding. On May 27, 2025, the Company issued an aggregate of 12,321,429 Class B ordinary shares to the Sponsor for an aggregate purchase price of $25,000 in cash, of which 1,607,143 Class B shares held by the Sponsor were subject to forfeiture to the extent that the underwriter’s over-allotment option is not exercised in full.

On December 3, 2025, our sponsor surrendered 4,928,572 Class B ordinary shares it held for no consideration, leaving sponsor with 7,392,857 Class B ordinary shares for an aggregate purchase price of $25,000 (up to 964,286 of which are subject to forfeiture by the holders thereof depending on the extent to which the underwriter’s over-allotment option is exercised). As of December 31, 2025, there were 7,392,857 Class B ordinary shares issued and outstanding (up to 964,286 of which are subject to forfeiture by the holders thereof depending on the extent to which the underwriter’s over-allotment option is exercised). On April 6, 2026 pursuant to the second downsize of the Proposed Public Offering, our sponsor further surrendered 2,217,857 Class B ordinary shares for no consideration, leaving sponsor with 5,175,000 Class B ordinary shares for an aggregate purchase price of $25,000 (up to 675,000 which are subject to forfeiture by the holders thereof depending on the extent to which the underwriter’s over-allotment option is exercised). As of March 31, 2026 there were 5,175,000 Class B ordinary shares issued and outstanding (up to 675,000 which are subject to forfeiture by the holders thereof depending on the extent to which the underwriter’s over-allotment option is exercised). As of May 1, 2026, the Company has 5,175,000 Class B ordinary shares issued and outstanding. Following underwriter’s full exercise of over-allotment option on May 1, 2026, no ordinary shares were subject to forfeiture.

The Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination, or at any time prior thereto at the option of the holder thereof, on a one-for-one basis, subject to adjustment as provided herein. Because our sponsor acquired the Class B ordinary shares at a nominal price, our public shareholders incurred an immediate and substantial dilution upon the closing of this offering, assuming no value is ascribed to the warrants and rights included in the units. In the case that additional Class A ordinary shares, or equity-linked securities (as described herein), are issued or deemed issued in excess of the amounts issued in this offering and related to the closing of our initial business combination, the ratio at which the Class B ordinary shares will convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the issued and outstanding Class B ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 28.8% of the sum of (i) the total number of all Class A ordinary shares outstanding upon the completion of this offering (including any Class A ordinary shares issued pursuant to the underwriters’ over-allotment option and excluding the Class A ordinary shares that are included within the private units), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial business combination and any units issued to our sponsor or any of its affiliates or to our officers or directors upon conversion of working capital loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial business combination; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Holders of record of the Company’s Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the amended and restated memorandum and articles of association or as required by the Companies Act or stock exchange rules, an ordinary resolution under British Virgin Islands law and the amended and restated memorandum and articles of association, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions require an ordinary resolution under British Virgin Islands law, which (except as specified below) requires the affirmative vote of in excess of 50 percent of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the Company’s amended and restated memorandum and articles of association, such actions include amending the amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the Company’s initial Business Combination, the holders of more than 50% of the Class A ordinary shares and Class B ordinary shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B ordinary shares will (i) have the right to vote on the appointment and removal of directors and (ii) be entitled to vote on continuing the Company in a jurisdiction outside the British Virgin Islands (including any ordinary resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the British Virgin Islands). Holders of the Class A ordinary shares will not be entitled to vote on these matters during such time. These provisions of our amended and restated memorandum and articles of association may only be amended if approved by an ordinary resolution passed by the affirmative vote of the holders representing at least 90% of the issued Class B ordinary shares.

Warrants — Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Warrants. The Warrants will become exercisable 30 days after the completion of our initial business combination, provided that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or we permit holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement). If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of our initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement. The Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

The Company may call the Warrants for redemption:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and

●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30-trading day period commencing at least 30 days after completion of our initial business combination and ending three business days before we send the notice of redemption to the warrant holders.

The Private Warrants will be identical to the warrants sold in this offering except that, so long as they are held by our sponsor or its permitted transferees, the Private Warrants (i) are locked-up until the completion of our initial business combination and (ii) will be entitled to registration rights.

The exercise price and number of Class A ordinary shares issuable upon exercise of the warrants may be adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

The exercise price is $11.50 per share, subject to adjustment as described herein. In addition, if (x) we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to our initial shareholders or their affiliates, without taking into account any Founder Shares held by our initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds (including from such issuances and this offering), and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (z) the volume weighted average trading price of our Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which we consummate our initial business combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

Rights — Except in cases where the Company is not the surviving company in a business combination, each holder of a right will automatically receive one-quarter (1/4) of one Class A ordinary share upon consummation of the initial Business Combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of BVI law. In the event the Company is not the surviving company upon completion of the initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-quarter (1/4) of one Class A ordinary share underlying each right upon consummation of the Business Combination. If the Company is unable to complete the initial Business Combination within the required time period and the Company will redeem the Public Shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless.

NOTE 8. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker has been identified as the Chief Financial Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

For the Three Months Ended March 31, 2026
Formation and operating costs	$(27,000)

The key measures of segment profit or loss reviewed by our CODM are interest earned on investment in Trust Account and formation and operating costs. The CODM reviews interest earned on investments held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Within the operating expenses, the CODM specifically reviews professional service fees, which are a significant segment expense, and include legal fees and advisory fees. These expenses are monitored to manage and forecast cash available to complete a Business Combination within the required period. Other general and administrative expenses, including accounting expenses, printing expenses, and regulatory filing fees, are reviewed in the aggregate to ensure alignment with budget and contractual obligations. Funds invested in the Trust Account represent the predominant portion of the Company’s total assets and are monitored by the CODM to determine the most effective strategy of investment with the Trust Account funds, while maintaining compliance with the trust agreement.

NOTE 9. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred through the date the audited financial statements were available to issue. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements except the following.

On May 1, 2026, the Company consummated its Initial Public Offering of 10,500,000 units, at $10.00 per Unit, generating gross proceeds of $105,000,000. Each Public Unit contains one Class A ordinary share, one right, and one redeemable warrant. On May 1, 2026, the underwriter purchased an additional 1,575,000 units pursuant to the exercise of the over-allotment option. The units were sold at $10.00 per unit, generating additional gross proceeds to the Company of $15,750,000.

Simultaneously with the consummation of the closing of the Offering, the Company consummated the private placement of an aggregate of 200,000 units to the Sponsor at a price of $10.00 per Private Unit, generating gross proceeds of $2,000,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to ARC Group Acquisition I Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to MFH 2, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Form S-1 declared effective with the SEC on April 27, 2026. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

The Company is a blank check company formed under the laws of the British Virgin Island on May 27, 2025 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. The Company intends to effectuate its initial business combination using cash from the proceeds of our Initial Public Offering (the “IPO”) the private placement of the private units, the proceeds of the sale of our securities in connection with our initial Business Combination, our shares, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our initial business combination plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to March 31, 2026 were organizational activities and those necessary to prepare for the Company’s IPO. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to continue to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the three months ended March 31, 2026, we had a net loss of $27,000, which was formation and operating costs.

3

Liquidity and Capital Resources

On May 1, 2026, we consummated our Initial Public Offering of 10,500,000 units, at $10.00 per Unit (the “Public Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), generating gross proceeds of $105,000,000. Each Public Unit contains one Class A ordinary share, one right, and one redeemable warrant. On May 1, 2026, the underwriter purchased an additional 1,575,000 units pursuant to the exercise of the over-allotment option. The units were sold at $10.00 per unit, generating additional gross proceeds to the Company of $15,750,000.

Simultaneously with the consummation of the closing of the Offering, we consummated the private placement of an aggregate of 200,000 units to the Sponsor at a price of $10.00 per Unit (the “Private Units” and, with respect to the Class A ordinary shares included in the Private Units being offered, the “Private Shares”), generating gross proceeds of $2,000,000 (“ the Private Placement”).

Upon the closing of the IPO and the private placement on May 1, 2026, a total of $120,750,000 from the net proceeds of the IPO and the sale of the Private Units was placed in a trust account (the “Trust Account”) maintained by Lucky Lucko, Inc. d/b/a Efficiency as a trustee and will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and that invest only in direct U.S. government treasury obligations.

We intend to use the funds held outside of the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. The interest income earned on the investments in the Trust Account are unavailable to fund operating expenses.

As of March 31, 2026 and December 31, 2025, we had $0 and $0 in cash on our balance sheet and a working capital deficit of $542,582 and $416,951, respectively. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through the loan under an unsecured promissory note from the Sponsor of $500,000.

In order to meet our working capital needs following the consummation of the IPO until the completion of an initial business combination, our Sponsor, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time, in whatever amount they deem reasonable in their sole discretion. Such loans will be repayable upon the consummation of our initial business combination, and the lender has the option to convert up to $2,500,000 of such loans into private units at a price of $10.00 per unit prior to or upon the consummation of our initial business combination. If a business combination is not consummated, the loans will not be repaid except to the extent that we have funds available outside of the trust account.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

4

We have not entered any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Sponsor an aggregate of $20,000 per month for office space, secretarial and administrative support. We began incurring these fees on April 30, 2026, and will continue to incur these fees monthly until completion of the Company’s initial business combination or liquidation.

The underwriters were not be entitled to any cash underwriting fee at closing of the Initial Public Offering. The underwriters were entitled to 483,000 Representative Shares at closing of the Initial Public Offering, whereby 383,000 Class A ordinary shares were issued to ARC Group Securities LLC and 100,000 Class A ordinary shares were issued to IB Capital LLC, as the qualified independent underwriter. The underwriters were not entitled to any deferred underwriting fee upon closing of the Business Combination.

Critical Accounting Estimates

The preparation of unaudited financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of March 31, 2026 and December 31, 2025, we did not have any critical accounting estimates to be disclosed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended March 31, 2026, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

5

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our management, there is no litigation currently pending against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Quarterly Report on Form 10-Q. For additional risks relating to our operations, other than as set forth below, see the section titled “Risk Factors” contained in our final prospectus for the IPO filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

On May 27, 2025, we issued an aggregate of 12,321,429 Class B ordinary shares (“Founder Shares”) Founder Shares to the Sponsor for an aggregate purchase price of $25,000 in cash. The funds were offset with the Promissory Note upon the IPO. On December 3, 2025, our sponsor surrendered 4,928,572 Class B ordinary shares it held for no consideration, leaving sponsor with 7,392,857 Class B ordinary shares for an aggregate purchase price of $25,000 (up to 964,286 of which are subject to forfeiture by the holders thereof depending on the extent to which the underwriter’s over-allotment option is exercised). On April 6, 2026 pursuant to the second downsize of the Proposed Public Offering, our sponsor further surrendered 2,217,857 Class B ordinary shares for no consideration, leaving sponsor with 5,175,000 Class B ordinary shares for an aggregate purchase price of $25,000 (up to 675,000 which are subject to forfeiture by the holders thereof depending on the extent to which the underwriter’s over-allotment option is exercised). As of May 1, 2026, Following the fully exercise of over-allotment options by the underwriters, no insider shares are subject to forfeiture.

On May 1, 2026, we consummated its Initial Public Offering of 10,500,000 units, at $10.00 per Unit, generating gross proceeds of $105,000,000. Each Public Unit contains one Class A ordinary share, one right, and one redeemable warrant. On May 1, 2026, the underwriter purchased an additional 1,575,000 units pursuant to the exercise of the over-allotment option. The units were sold at $10.00 per Public Unit, generating additional gross proceeds to the Company of $15,750,000.

Simultaneously with the consummation of the closing of the Initial Public Offering, we consummated the private placement of an aggregate of 200,000 units to the Sponsor at a price of $10.00 per Private Unit, generating gross proceeds of $2,000,000.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None.

Item 6. EXHIBITS

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

6

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arc Group Acquisition I Corp

Dated: May 14, 2026	By:	/s/ Datuk Dr. Doris Wong Sing Ee
Datuk Dr. Doris Wong Sing Ee, Chief Executive Officer and Executive Director

7