Form 10-Q
period 2026-06-30
ARC Group Acquisition I Corp.
filed 2026-08-04
CIK 2073515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large-accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large-accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large-accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

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

Indicate the number of shares outstanding of each of the issuer’s classes of ordinary shares, as of the latest practicable date: Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 683,000 issued and outstanding (excluding 12,075,000 Class A ordinary shares subject to possible redemption) and Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,175,000 issued and outstanding, as of August 4, 2026.

2

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

ARC GROUP ACQUISITION I CORP

BALANCE SHEET

	June 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	993,632	-
Prepaid expenses	99,479
Total Current Assets	1,093,111	-

Deferred offering costs	-	372,551
Cash and marketable securities held in trust account	121,464,805	-
Total Assets	$122,557,916	$372,551

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accrued offering costs	-	260,225
Promissory note – a related party	-	156,726
Total Current Liabilities	$-	$416,951

Commitments and Contingencies (Note 6)	-	-

Class A ordinary shares subject to possible redemption, $0.0001 par value; 500,000,000 shares authorized; 12,075,000 shares issued and outstanding, at redemption price $10.06 as of June 30, 2026	$121,464,805	$-

Shareholder’s Equity (Deficit)
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 683,000 issued and outstanding (excluding 12,075,000 Class A ordinary shares subject to possible redemption)	68	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,175,000 issued and outstanding(1)(2)	518	518

Additional paid-in capital	538,079	24,482
Retained earnings (Accumulated Deficit)	554,446	(44,400)
Subscription receivable	-	(25,000)
Total Shareholder’s Equity (Deficit)	1,093,111	(44,400)
Total Liabilities, ordinary shares subject to possible redemption and Shareholder’s Equity (Deficit)	$122,557,916	$372,551

(1)	The balance as of December 31, 2025 includes an aggregate of 675,000 Class B ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part. As of June 30, 2026, following Underwriter’s full exercise of over-allotment option on May 1, 2026, no Class B ordinary shares were subject to forfeiture.
(2)

On December 3, 2025, pursuant to the first downsize of the Initial Public Offering, our sponsor surrendered 4,928,572 Class B ordinary shares it held for no consideration, leaving sponsor with 7,392,857 Class B ordinary shares outstanding as of December 31, 2025. On April 6, 2026, pursuant to the second downsize of the Initial Public Offering, our sponsor surrendered 2,217,857 Class B ordinary shares it held for no consideration, leaving sponsor with 5,175,000 Class B ordinary shares outstanding as of June 30, 2026. All shares and associated amounts have been retroactively restated to reflect the surrender (see Note 5).

The accompanying notes are an integral part of these unaudited financial statements.

ARC GROUP ACQUISITION I CORP

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026	For the period from May 27, 2025 (Inception) through June 30, 2025
Formation and operating costs	$(88,959)	$(115,959)	$(23,400)

Other income:
Interest income on marketable securities held in trust account	714,805	714,805	-
Total other income	714,805	714,805	-

Net Income (Loss)	$625,846	$598,846	$(23,400)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	8,094,231	4,069,475	-
Basic and diluted net income per ordinary share, Class A ordinary shares subject to possible redemption	0.08	0.16	-
Basic and diluted weighted average shares outstanding, Class A and Class B ordinary shares not subject to redemption (1)(2)	5,632,835	5,405,182	5,175,000
Basic and diluted net loss per ordinary share, Class A and Class B ordinary shares not subject to redemption	(0.01)	(0.01)	(0.00)

(1)	Excludes an aggregate of 675,000 Class B ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part. As of June 30, 2026, following Underwriter’s full exercise of over-allotment option on May 1, 2026, no Class B ordinary shares were subject to forfeiture.
(2)	On December 3, 2025, pursuant to the first downsize of the Initial Public Offering, our sponsor surrendered 4,928,572 Class B ordinary shares it held for no consideration, leaving sponsor with 7,392,857 Class B ordinary shares outstanding. On April 6, 2026, pursuant to the second downsize of the Initial Public Offering, our sponsor surrendered 2,217,857 Class B ordinary shares it held for no consideration, leaving sponsor with 5,175,000 Class B ordinary shares outstanding as of June 30, 2026. All shares and associated amounts have been retroactively restated to reflect the surrender (see Note 5).

The accompanying notes are an integral part of these unaudited financial statements.

ARC GROUP ACQUISITION I CORP

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

AND

FOR THE PERIOD FROM MAY 27, 2025 (INCEPTION) THROUGH JUNE 30, 2025

(UNAUDITED)

	Class Ordinary A Shares		Class B Ordinary shares(1)(2)		Additional Paid-In	Accumulated	Subscription	Total Shareholder’s Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	(Deficit)
Balance – December 31, 2025	-	-	5,175,000	$518	$24,482	$(44,400)	$(25,000)	$(44,400)
Net loss	-	-	-	-	-	(27,000)	-	(27,000)
Balance – March 31, 2026	-	-	5,175,000	518	24,482	(71,400)	(25,000)	(71,400)
Subscription Receivable offset with promissory note – a related party	-	-	-	-	-	-	25,000	25,000
Issuance of Public Warrants, net of issuance costs	-	-	-	-	2,276,830	-	-	2,276,830
Issuance of Public Rights, net of issuance costs	-	-	-	-	6,860,212	-	-	6,860,212
Issuance of Private Units, net of issuance costs	200,000	20	-	-	1,969,247	-	-	1,969,267
Issuance of Representative Shares	483,000	48	-	-	1,114,656	-	-	1,114,704
Accretion to redemption value	-	-	-	-	(11,707,348)	-	-	(11,707,348)
Net income	-	-	-	-	-	625,846	-	625,846
Balance – June 30, 2026	683,000	68	5,175,000	$518	$538,079	$554,446	$-	$1,093,111

	Class B Ordinary shares(1)(2)		Additional Paid-In	Accumulated	Subscription	Total Shareholder’s
	Shares	Amount	Capital	Deficit	Receivable	Deficit
Balance – May 27, 2025 (Inception)	-	$-	$-	$-	$-	$
Issuance of Class B ordinary shares to Sponsor	5,175,000	518	24,482	-	(25,000)	-
Net loss	-	-	-	(23,400)	-	(23,400)
Balance – June 30, 2025	5,175,000	$518	$24,482	$(23,400)	$(25,000)	$(23,400)

(1)	Includes an aggregate of 675,000 Class B ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part. As of June 30, 2026, following Underwriter’s full exercise of over-allotment option on May 1, 2026, no Class B ordinary shares were subject to forfeiture.
(2)	On December 3, 2025, pursuant to the first downsize of the Initial Public Offering, our sponsor surrendered 4,928,572 Class B ordinary shares it held for no consideration, leaving sponsor with 7,392,857 Class B ordinary shares outstanding. On April 6, 2026, pursuant to the second downsize of the Initial Public Offering, our sponsor surrendered 2,217,857 Class B ordinary shares it held for no consideration, leaving sponsor with 5,175,000 Class B ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the surrender (see Note 5).

The accompanying notes are an integral part of these unaudited financial statements.

ARC GROUP ACQUISITION I CORP

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2026	For the Period From May 27, 2025 (Inception) Through June 30, 2025
Cash flows from Operating Activities:
Net Income (Loss)	$598,846	$(23,400)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income on marketable securities held in trust account	(714,805)	-
Formation and operating costs paid by Sponsor from Promissory Note – a related party	30,220	23,400
Change in operating assets and liabilities
Prepaid expense	(99,479)	-
Net cash used in operating activities	(185,218)	-

Cash flow from Investing Activities:
Investment of cash in trust account	(120,750,000)	-
Net cash used in Investing Activities	(120,750,000)

Cash flow from Financing Activities:
Proceeds from Initial Public Offering	120,750,000	-
Proceeds from sale of private placement units	2,000,000	-
Repayment of promissory note – a related party	(265,577)	-
Payment of accrued offering costs	(555,573)	-
Net cash provided by Financing Activities	121,928,850	-

Net Change in Cash	993,632	-
Cash – Beginning of period	-	-
Cash – Ending of period	$993,632	$-

Supplemental Disclosures of Noncash Financing Activities
Deferred offering costs included in Promissory Note – a related party	$-	$97,326
Remeasurement of Class A ordinary share to redemption value	$11,707,348	$-
Subscription receivable offset with promissory note – a related party	$25,000	$-

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

On June 30, 2026, the Company had not yet commenced any operations. All activity through June 30, 2026 related to the Company’s formation, the Initial Public Offering (as defined below) and identifying target for Business Combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The Company’s sponsor is MFH 2, LLC (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on April 27, 2026. On May 1, 2026, the Company consummated its Initial Public Offering of 10,500,000 units (the “Public Units” and, with respect to the Class A ordinary shares included in the Public Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $105,000,000 (the “Initial Public Offering”). Each Public Unit contains one Class A ordinary share, one right (“Public Rights”) and one redeemable warrant (“Public Warrants”). On May 1, 2026, the underwriter purchased an additional 1,575,000 units pursuant to the exercise of the over-allotment option. The units were sold at $10.00 per unit, generating additional gross proceeds to the Company of $15,750,000.

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

Following the closing of the Initial Public Offering on May 1, 2026, an amount of $120,750,000 from the net proceeds of the sale of the Public Units in the Initial Public Offering and a portion of the proceeds from the sale of the Private Units was placed in a trust account (the “Trust Account”), and will be invested only in U.S. government treasury obligations with a maturity of 185 days or less, in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act and in cash or cash like items (including demand deposit accounts) at a bank; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company hold investments in the trust account, the Company may, at any time (based on our management team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in cash or in an interest bearing demand deposit account at a bank.

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

Liquidity and Capital Resources

As of June 30, 2026 and December 31, 2025, the Company had $993,632 and $0 in cash and a working capital deficit of $1,093,111 and $416,951, respectively.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the loan from the Sponsor under the Promissory Note (as defined in Note 5). The Company offset the subscription of $25,000 with the promissory note. The Company has $0 and $156,726 outstanding under the Promissory Note as of June 30, 2026 and December 31, 2025, respectively. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). Accordingly, no substantial doubt exists about the Company’s ability to continue as a going concern. As of June 30, 2026 and December 31, 2025, there were no amounts outstanding under any Working Capital Loans.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $993,632 and no cash and cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

Cash and marketable securities held in Trust Account

As of June 30, 2026, substantially all of the assets held in Trust Account were held in U.S. Treasury Securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in investment income earned on marketable securities held in Trust in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information. The Company had $121,464,805 and $0 of investments held in Trust Account as of June 30, 2026 and December 31, 2025, respectively.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. Financial Accounting Standards Board (“FASB”) ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Public Units between ordinary shares, rights and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and rights and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares subject to possible redemption were charged to temporary equity, and offering costs allocated to the warrants and rights included in the Public Units and Private Units were charged to shareholder’s equity as the warrants and rights, after management’s evaluation, were accounted for under equity treatment. As of June 30, 2026 and December 31, 2025, the Company had recorded deferred offering cost of $0 and $372,551, respectively.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of June 30, 2026 and December 31, 2025 no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be a British Virgin Island (BVI) business company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States. As such, the provision for income taxes was deemed to be de minimis for the three months ended June 30, 2026.

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

Warrant

The Company accounted for the 12,075,000 Public Warrants included in the Public Units issued in connection with the Initial Public Offering and 200,000 Private Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values.

Share Rights

The Company accounts for the Public Rights and Private Rights (defined below) issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and classified the rights under equity treatment at their assigned value. There are no Public Rights or Private Rights outstanding as of June 30, 2026 and December 31, 2025.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. As of June 30, 2026, the 12,075,000 Class A ordinary shares subject to possible redemption reflected in the balance sheet re reconciled in the following table:

Gross proceeds	$120,750,000
Less:
Proceeds allocated to Public Warrants	(2,312,362)
Proceeds allocated to Public Rights	(6,967,275)
Issuance costs allocated to Class A ordinary shares subject to possible redemption	(1,712,906)
Plus:
Accretion of carrying value to redemption value	10,992,543
Class A ordinary shares subject to possible redemption, May 1, 2026	$120,750,000
Accretion of carrying value to redemption value	714,805
Class A ordinary shares subject to possible redemption, June 30, 2026	$121,464,805

Net income (loss) per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income or loss per share is computed by dividing net income or loss applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period plus, to the extent dilutive, the incremental number of shares of ordinary shares to settle Warrants, as calculated using the treasury stock method.

The Company has not considered the effect of the Warrants sold in the Offering and Private Placement to purchase an aggregate of 12,275,000 Class A ordinary shares in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method and are contingent on future events. As a result, diluted income per share of Class A ordinary shares is the same as basic income per share of ordinary shares for the period presented.

The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata among the two classes of ordinary shares. Net income per share of ordinary shares is calculated by dividing the net income by the weighted average number of shares of ordinary shares outstanding during the respective period. The changes in redemption value that are accreted to Class A ordinary shares subject to possible redemption (see below) are representative of fair value and therefore is not factored into the calculation of earnings per share.

The following table reflects the net income per share after allocating income between the shares based on outstanding shares:

	For the three months ended June 30, 2026		For the six months ended June 30, 2026		For the period from May 27, 2025 (Inception) Through June 30, 2025
	Class A ordinary shares subject to possible redemption	Class A and Class B ordinary shares not subject to redemption	Class A ordinary shares subject to possible redemption	Class A and Class B ordinary shares not subject to redemption	Class A ordinary shares subject to possible redemption	Class A and Class B ordinary shares not subject to redemption
Numerator:
Allocation of income – basic and diluted	662,350	(36,504)	664,999	(66,153)	-	(23,400)

Denominator:
Basic and diluted weighted average share of ordinary shares:	8,094,231	5,632,835	4,069,475	5,405,182	-	5,175,000
Basic and diluted net income (loss) per share	0.08	(0.01)	0.16	(0.01)	-	(0.00)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution, which at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2026 and December 31, 2025, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Recent Accounting Pronouncements

In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. ASU 2025-11 clarifies the applicability of interim reporting guidance under ASC 270, improves the navigability of the guidance by reorganizing interim disclosure requirements into a centralized framework within Topic 270, and introduces a disclosure principle requiring entities to disclose material events and changes occurring since the end of the most recent annual reporting period. The amendments do not significantly expand or reduce existing interim disclosure requirements. The guidance is effective for interim periods within fiscal years beginning after December 15, 2027 for public business entities, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2025-11 will have on its financial statements and related disclosures.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

On May 1, 2026, the Company consummated its Initial Public Offering of 10,500,000 Public Units, at $10.00 per Public Unit, generating gross proceeds of $105,000,000. On the same day, the underwriter purchased an additional 1,575,000 units pursuant to the exercise of the over-allotment option. In total, the Company has 12,075,000 Public Units consummated through the Initial Public Offering at $10.00 per Unit and generated total gross proceeds of $120,750,000. Each Unit consists of one Class A ordinary share, one redeemable warrant and one right. Each warrant entitles the holder thereof to purchase Class A ordinary share at a price of $11.50 per share, subject to adjustment. Each right entitles the holder to receive one-fourth (1/4) of one Class A ordinary share upon the consummation of our initial business combination.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 200,000 Private Units at a price of $10.00 per Private Unit from the Company in a private placement. The proceeds from the sale of the Private Units were added to the net proceeds from the Offering held in the Trust Account. The Private Units are identical to the Public Units sold in the Initial Public Offering, as described in Note 7. Each Private Unit contains one Class A ordinary share, one right (“Private Rights”) and one redeemable warrant (“Private Warrants”). If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Warrants will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On May 27, 2025, the Company issued an aggregate of 12,321,429 Class B ordinary shares (“Founder Shares”) Founder Shares to the Sponsor for an aggregate purchase price of $25,000 in cash. The funds were offset with the Promissory Note upon the Initial Public Offering. On December 3, 2025, our sponsor surrendered 4,928,572 Class B ordinary shares it held for no consideration, leaving sponsor with 7,392,857 Class B ordinary shares for an aggregate purchase price of $25,000 (up to 964,286 of which are subject to forfeiture by the holders thereof depending on the extent to which the underwriter’s over-allotment option is exercised). On April 6, 2026 pursuant to the second downsize of the Initial Public Offering, our sponsor further surrendered 2,217,857 Class B ordinary shares for no consideration, leaving sponsor with 5,175,000 Class B ordinary shares for an aggregate purchase price of $25,000 (up to 675,000 which are subject to forfeiture by the holders thereof depending on the extent to which the underwriter’s over-allotment option is exercised). As of May 1, 2026, Following the fully exercise of over-allotment options by the underwriter, no Founder Shares are subject to forfeiture.

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

Promissory Note — A Related Party

On June 4, 2025, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $350,000, to be used for payment of costs related to the Initial Public Offering. On November 28, 2025, the Promissory Note was amended to extend the payable date from December 31, 2025 to December 31, 2026 pursuant to the First Amendment to Promissory Note and increased the aggregate principal amount to $500,000. On February 13, 2026, the Promissory Note was further amended to extend the payable date from December 31, 2026 to June 30, 2027. The note is non-interest bearing and payable on the earlier of (i) June 30, 2027 or (ii) the consummation of the Initial Public Offering. As of June 30, 2026 and December 31, 2025, there were $0 and $156,726 Promissory Note outstanding, respectively.

Administrative Services Arrangement

An affiliate of our Sponsor has agreed, commencing from the date that the Company’s securities are first listed on Nasdaq, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company our Sponsor certain office space, utilities and secretarial and administrative support as may be reasonably required by the Company. The Company has agreed to pay to the affiliate of our Sponsor, $20,000 per month, for up to 12 months, subject to extension to up to 15 months, as provided in the Company’s registration statement, for such administrative services. During the six months ended June 30, 2026 and for the three months ended June 30, 2026, the Company incurred $40,000 and $40,000, respectively in formation and operating costs.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Up to $2,500,000 of such loans may be convertible into private units, at a price of $10.00 per unit, at the option of the applicable lender. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2026 and December 31, 2025, no amounts under such loans have been drawn.

Representative Shares

The Company has issued to the representatives and/or their designees, 483,000 Class A ordinary shares upon the consummation of the Initial Public Offering as part of representative compensation, whereby 383,000 Class A ordinary shares were issued to ARC Group Securities LLC and 100,000 Class A ordinary shares were issued to IB Capital LLC, as the qualified independent underwriter (the “Representative Shares”). The Representative Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the commencement of sales of this offering pursuant to FINRA Rule 5110(e)(1), however, the representative of the underwriters have agreed to a lock-up of 180 days from the closing date of the Company’s initial business combination, which is beyond the required 180 day lock-up immediately following the date of the commencement of sales in this offering pursuant to FINRA Rule 5110(e)(1). Pursuant to this FINRA lock-up, these securities cannot be sold, transferred, assigned, pledged or hypothecated or the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days from the commencement of sales of the Initial Public Offering except as permitted under FINRA Rule 5110(e)(2), including to any underwriter and selected dealer participating in the Initial Public Offering and their officers or partners, registered persons or affiliates, however, the representative of the underwriters have agreed to a lock-up of 180 days from the closing date of the Company’s initial business combination, which is beyond the required 180 day lock-up immediately following the date of the commencement of sales in this offering pursuant to FINRA Rule 5110(e)(1). The Representative Shares have resale registration rights including two demand (one at the Company’s expense and one at ARC Group Securities LLC’s expense) and unlimited “piggy-back” rights for periods of five and seven years, respectively, from the commencement of sales of the Initial Public Offering.

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

Underwriting Agreement

The Company has granted the underwriters a 45-day option to purchase up to 1,575,000 additional Public Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions.

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

NOTE 7. SHAREHOLDER’S EQUITY

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share. With such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. On June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were 683,000 and no Class A ordinary shares issued and outstanding (excluding 12,075,000 Class A ordinary shares subject to possible redemption), respectively.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. On December 31, 2025, there were 5,175,000 Class B ordinary shares issued and outstanding. On May 27, 2025, the Company issued an aggregate of 12,321,429 Class B ordinary shares to the Sponsor for an aggregate purchase price of $25,000 in cash, of which 1,607,143 Class B shares held by the Sponsor were subject to forfeiture to the extent that the underwriter’s over-allotment option is not exercised in full.

On December 3, 2025, our sponsor surrendered 4,928,572 Class B ordinary shares it held for no consideration, leaving sponsor with 7,392,857 Class B ordinary shares for an aggregate purchase price of $25,000 (up to 964,286 of which are subject to forfeiture by the holders thereof depending on the extent to which the underwriter’s over-allotment option is exercised). As of December 31, 2025, there were 7,392,857 Class B ordinary shares issued and outstanding (up to 964,286 of which are subject to forfeiture by the holders thereof depending on the extent to which the underwriter’s over-allotment option is exercised). On April 6, 2026 pursuant to the second downsize of the Initial Public Offering, our sponsor further surrendered 2,217,857 Class B ordinary shares for no consideration, leaving sponsor with 5,175,000 Class B ordinary shares for an aggregate purchase price of $25,000 (up to 675,000 which are subject to forfeiture by the holders thereof depending on the extent to which the underwriter’s over-allotment option is exercised). As of May 1, 2026, the Company has 5,175,000 Class B ordinary shares issued and outstanding. Following underwriter’s full exercise of over-allotment option on May 1, 2026, no ordinary shares were subject to forfeiture. As of June 30, 2026, there were 5,175,000 Class B ordinary shares issued and outstanding.

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

NOTE 8. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value as of June 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2026	December 31, 2025
Asset:
Cash and marketable securities in trust	1	$121,464,805	-

NOTE 9. SEGMENT INFORMATION

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026	For the Period from May 27, 2025 (Inception) through June 30, 2025
Formation and operating costs	$(88,959)	$(115,959)	(23,400)
Interest income on cash and marketable securities held in the trust account	$714,805	$714,805	-

	As of June 30, 2026	As of December 31, 2025
Cash and marketable securities held in the trust account	$121,464,805	$-

The key measures of segment profit or loss reviewed by our CODM are interest income on marketable securities held in trust account and formation and operating costs. The CODM reviews interest income on marketable securities held in trust account to measure and monitor shareholder value and determine the most effective strategy of marketable securities held in trust account funds while maintaining compliance with the trust agreement. Within the formation and operating expenses, the CODM specifically reviews professional service fees, which are a significant segment expense, and include legal fees and advisory fees. These expenses are monitored to manage and forecast cash available to complete a Business Combination within the required period. Other operating expenses, including accounting expenses, printing expenses, and regulatory filing fees, are reviewed in the aggregate to ensure alignment with budget and contractual obligations. Funds invested in the Trust Account represent the predominant portion of the Company’s total assets and are monitored by the CODM to determine the most effective strategy of marketable securities held in trust account funds, while maintaining compliance with the trust agreement.

NOTE 10. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred through the date the audited financial statements were available to issue. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2026 were organizational activities and those necessary to prepare for the Company’s IPO. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to continue to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the six months ended June 30, 2026, we had a net income of $598,846, which consisted of operating costs and interest income on marketable securities held in trust account. For the three months ended June 30, 2026, we had a net income of $625,846, which consisted of operating costs and interest income on marketable securities held in trust account. For the period from May 27 (Inception) though June 30, 2025, we had a net loss of $23,400, which consisted of formation and operation costs.

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

As of June 30, 2026 and December 31, 2025, we had $993,632 and $0 in cash on our balance sheet and a working capital surplus (deficit) of $1,093,111 and $(416,951), respectively. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through the loan under an unsecured promissory note from the Sponsor of $500,000.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Sponsor an aggregate of $20,000 per month for office space, secretarial and administrative support. We began incurring these fees on April 30, 2026, and will continue to incur these fees monthly until completion of the Company’s initial business combination or liquidation. During the six months ended June 30, 2026 and for the three months ended June 30, 2026, the Company incurred $40,000 and $40,000, respectively in formation and operating costs.

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

Critical Accounting Estimates

The preparation of unaudited financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2026 and December 31, 2025, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended June 30, 2026, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our management, there is no litigation currently pending against us, any of our officers or directors in their capacity or against any of our property.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

On May 27, 2025, we issued an aggregate of 12,321,429 Class B ordinary shares (“Founder Shares”) Founder Shares to the Sponsor for an aggregate purchase price of $25,000 in cash. The funds were offset with the Promissory Note upon the IPO. On December 3, 2025, our sponsor surrendered 4,928,572 Class B ordinary shares it held for no consideration, leaving sponsor with 7,392,857 Class B ordinary shares for an aggregate purchase price of $25,000 (up to 964,286 of which are subject to forfeiture by the holders thereof depending on the extent to which the underwriter’s over-allotment option is exercised). On April 6, 2026 pursuant to the second downsize of the Initial Public Offering, our sponsor further surrendered 2,217,857 Class B ordinary shares for no consideration, leaving sponsor with 5,175,000 Class B ordinary shares for an aggregate purchase price of $25,000 (up to 675,000 which are subject to forfeiture by the holders thereof depending on the extent to which the underwriter’s over-allotment option is exercised). As of May 1, 2026, Following the fully exercise of over-allotment options by the underwriter, no Founder Shares are subject to forfeiture.

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

Arc Group Acquisition I Corp

Dated: August 4, 2026	By:	/s/ Datuk Dr. Doris Wong Sing Ee
Datuk Dr. Doris Wong Sing Ee, Chief Executive Officer and Executive Director

