Form 10-Q
period 2026-09-30
ARC Group Acquisition I Corp.
filed 2026-11-12
CIK 2073515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 001-43253

ARC GROUP ACQUISITION I CORP

(Exact name of registrant as specified in its charter)

British Virgin Islands	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

398 S Mill Avenue, Suite 306, Tempe, AZ 85284	N/A
(Address of principal executive offices)	(Zip Code)

(928) 625-0928

(Registrant’s telephone number, including area code)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, one warrant, and one right to acquire 1/4th of one Class A ordinary share	ARCLU	The Nasdaq Stock Market LLC
Class A ordinary shares included as part of the Units	ARCL	The Nasdaq Stock Market LLC
Rights included as part of the Units	ARCLR	The Nasdaq Stock Market LLC
Warrants, each warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	ARWLU	The Nasdaq Stock Market LLC

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

Indicate the number of shares outstanding of each of the issuer’s classes of ordinary shares, as of the latest practicable date: Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 683,000 issued and outstanding (excluding 12,075,000 Class A ordinary shares subject to possible redemption) and Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,175,000 issued and outstanding, as of November 12, 2026.

PART I - FINANCIAL INFORMATION
Item 1	Financial Statements	F-1
	Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025	F-1
	Statements of Operations for the nine months ended September 30, 2026 and for the period from May 27, 2025 (Inception) through September 30, 2025	F-2
	Statements of Changes in Shareholders’ Deficit for the nine months ended September 30, 2026 and for the period from May 27, 2025 (Inception) through September 30, 2025	F-3
	Statements of Cash Flows for the nine months ended September 30, 2026 and for the period from May 27, 2025 (Inception) through September 30, 2025	F-4
	Notes to Financial Statements (Unaudited)	F-5
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
Item 3	Quantitative and Qualitative Disclosures About Market Risk	5
Item 4	Controls and Procedures	5

PART II - OTHER INFORMATION
Item 1	Legal Proceedings	6
Item 1A	Risk Factors	6
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	6
Item 3	Defaults Upon Senior Securities	6
Item 4	Mine Safety Disclosures	6
Item 5	Other Information	6
Item 6	Exhibits	7
	Signatures	8

2

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

ARC GROUP ACQUISITION I CORP

BALANCE SHEET

	September 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	940,541	-
Prepaid expenses	63,073
Total Current Assets	1,003,614	-

Deferred offering costs	-	372,551
Cash and marketable securities held in trust account	122,572,314	-
Total Assets	$123,575,928	$372,551

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accrued offering costs	-	260,225
Other payables	298,310	-
Promissory note – a related party	-	156,726
Total Current Liabilities	$298,310	$416,951

Commitments and Contingencies (Note 6)	-	-

Class A ordinary shares subject to possible redemption, $0.0001 par value; 500,000,000 shares authorized; 12,075,000 shares issued and outstanding, at redemption price $10.15 as of September 30, 2026	$122,572,314	$-

Shareholder’s Equity (Deficit)
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 683,000 issued and outstanding (excluding 12,075,000 Class A ordinary shares subject to possible redemption)	68	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,175,000 issued and outstanding(1)(2)	518	518

Subscription receivable	-	(25,000)
Additional paid-in capital	-	24,482
Retained earnings (Accumulated Deficit)	704,718	(44,400)
Total Shareholder’s Equity (Deficit)	705,304	(44,400)
Total Liabilities, ordinary shares subject to possible redemption and Shareholder’s Equity (Deficit)	$123,575,928	$372,551

(1)	The balance as of December 31, 2025 includes an aggregate of 675,000 Class B ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part. As of September 30, 2026, following Underwriter’s full exercise of over-allotment option on May 1, 2026, no Class B ordinary shares were subject to forfeiture.
(2)	On December 3, 2025, pursuant to the first downsize of the Initial Public Offering, our sponsor surrendered 4,928,572 Class B ordinary shares it held for no consideration, leaving sponsor with 7,392,857 Class B ordinary shares outstanding as of December 31, 2025. On April 6, 2026, pursuant to the second downsize of the Initial Public Offering, our sponsor surrendered 2,217,857 Class B ordinary shares it held for no consideration, leaving sponsor with 5,175,000 Class B ordinary shares outstanding as of September 30, 2026. All shares and associated amounts have been retroactively restated to reflect the surrender (see Note 5).

The accompanying notes are an integral part of these unaudited financial statements.

ARC GROUP ACQUISITION I CORP

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026	For the Three Months Ended September 30, 2025	For the period from May 27, 2025 (Inception) through September 30, 2025
Formation and operating costs	$(387,807)	$(503,766)	$(18,000)	$(41,400)

Other income:
Interest income on marketable securities held in trust account	1,107,509	1,822,314	-	-
Total other income	1,107,509	1,822,314	-	-

Net Income (Loss)	$719,702	$1,318,548	$(18,000)	$(41,400)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	12,075,000	6,767,308	-	-
Basic and diluted net income per ordinary share, Class A ordinary shares subject to possible redemption	0.07	0.23	-	-
Basic and diluted weighted average shares outstanding, Class A and Class B ordinary shares not subject to redemption (1)(2)	5,858,000	5,557,780	5,175,000	5,175,000
Basic and diluted net loss per ordinary share, Class A and Class B ordinary shares not subject to redemption	(0.02)	(0.04)	(0.00)	(0.01)

(1)	Excludes an aggregate of 675,000 Class B ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part. As of September 30, 2026, following Underwriter’s full exercise of over-allotment option on May 1, 2026, no Class B ordinary shares were subject to forfeiture.
(2)	On December 3, 2025, pursuant to the first downsize of the Initial Public Offering, our sponsor surrendered 4,928,572 Class B ordinary shares it held for no consideration, leaving sponsor with 7,392,857 Class B ordinary shares outstanding. On April 6, 2026, pursuant to the second downsize of the Initial Public Offering, our sponsor surrendered 2,217,857 Class B ordinary shares it held for no consideration, leaving sponsor with 5,175,000 Class B ordinary shares outstanding as of September 30, 2026. All shares and associated amounts have been retroactively restated to reflect the surrender (see Note 5).

The accompanying notes are an integral part of these unaudited financial statements.

ARC GROUP ACQUISITION I CORP

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

AND

FOR THE PERIOD FROM MAY 27, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary shares(1)(2)		Additional Paid-In	Accumulated	Subscription	Total Shareholder’s Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	(Deficit)
Balance – December 31, 2025	-	-	5,175,000	$518	$24,482	$(44,400)	$(25,000)	$(44,400)
Net loss	-	-	-	-	-	(27,000)	-	(27,000)
Balance – March 31, 2026	-	-	5,175,000	518	24,482	(71,400)	(25,000)	(71,400)
Subscription Receivable offset with promissory note – a related party	-	-	-	-	-	-	25,000	25,000
Issuance of Public Warrants, net of issuance costs	-	-	-	-	2,276,830	-	-	2,276,830
Issuance of Public Rights, net of issuance costs	-	-	-	-	6,860,212	-	-	6,860,212
Issuance of Private Units, net of issuance costs	200,000	20	-	-	1,969,247	-	-	1,969,267
Issuance of Representative Shares	483,000	48	-	-	1,114,656	-	-	1,114,704
Accretion to redemption value	-	-	-	-	(11,707,348)	-	-	(11,707,348)
Net income	-	-	-	-	-	625,846	-	625,846
Balance – June 30, 2026	683,000	68	5,175,000	$518	$538,079	$554,446	$-	$1,093,111
Accretion to redemption value	-	-	-	-	(538,079)	(569,430)	-	(1,107,509)
Net income	-	-	-	-	-	719,702	-	719,702
Balance – September 30, 2026	683,000	$68	5,175,000	$518	$-	$704,718	$-	$705,304

	Class B Ordinary shares(1)(2)		Additional Paid-In	Accumulated	Subscription	Total Shareholder’s
	Shares	Amount	Capital	Deficit	Receivable	Deficit
Balance – May 27, 2025 (Inception)	-	$-	$-	$-	$-	$
Issuance of Class B ordinary shares to Sponsor	5,175,000	518	24,482	-	(25,000)	-
Net loss	-	-	-	(23,400)	-	(23,400)
Balance – June 30, 2025	5,175,000	$518	$24,482	$(23,400)	$(25,000)	$(23,400)
Net loss	-	-	-	(18,000)	-	(18,000)
Balance – September 30, 2025	5,175,000	$518	$24,482	$(41,400)	$(25,000)	$(41,400)

(1)	Includes an aggregate of 675,000 Class B ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part. As of September 30, 2026, following Underwriter’s full exercise of over-allotment option on May 1, 2026, no Class B ordinary shares were subject to forfeiture.
(2)	On December 3, 2025, pursuant to the first downsize of the Initial Public Offering, our sponsor surrendered 4,928,572 Class B ordinary shares it held for no consideration, leaving sponsor with 7,392,857 Class B ordinary shares outstanding. On April 6, 2026, pursuant to the second downsize of the Initial Public Offering, our sponsor surrendered 2,217,857 Class B ordinary shares it held for no consideration, leaving sponsor with 5,175,000 Class B ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the surrender (see Note 5).

The accompanying notes are an integral part of these unaudited financial statements.

ARC GROUP ACQUISITION I CORP

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2026	For the Period From May 27, 2025 (Inception) Through September 30, 2025
Cash flows from Operating Activities:
Net Income (Loss)	$1,318,548	$(41,400)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income on marketable securities held in trust account	(1,822,314)	-
Formation and operating costs paid by Sponsor from Promissory Note – a related party	30,220	41,400
Change in operating assets and liabilities
Other payables	298,310
Prepaid expenses	(63,073)	-
Net cash used in operating activities	(238,309)	-

Cash flow from Investing Activities:
Investment of cash in trust account	(120,750,000)	-
Net cash used in Investing Activities	(120,750,000)

Cash flow from Financing Activities:
Proceeds from Initial Public Offering	120,750,000	-
Proceeds from sale of private placement units	2,000,000	-
Repayment of promissory note – a related party	(265,577)	-
Payment of accrued offering costs	(555,573)	-
Net cash provided by Financing Activities	121,928,850	-

Net Change in Cash	940,541	-
Cash – Beginning of period	-	-
Cash – Ending of period	$940,541	$-

Supplemental Disclosures of Noncash Financing Activities
Deferred offering costs included in Promissory Note – a related party	$-	$97,326
Remeasurement of Class A ordinary share to redemption value	$12,814,857	$-
Subscription receivable offset with promissory note – a related party	$25,000	$-

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

On September 30, 2026, the Company had not yet commenced any operations. All activity through September 30, 2026 related to the Company’s formation, the Initial Public Offering (as defined below) and identifying target for Business Combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

On September 10, 2026, the Company (“Purchaser”) entered into a share purchase agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Share Purchase Agreement”) with Firstborn Top Capital Sdn. Bhd., a Malaysian private limited company (“Firstborn”), the holders of all issued and outstanding ordinary shares of Firstborn (the “Firstborn Shares,” and such holders, the “Selling Shareholders”), Datuk Dr. Doris Wong, in her capacity as the representative of the shareholders of Purchaser (other than the Selling Shareholders immediately prior to the Closing and their respective successors and assigns) from and after the Closing (as defined below), and Ow Ruey Shen, in his capacity as the representative of the Selling Shareholders from and after the Closing. The Share Purchase Agreement and related agreements are further described in the Company’s Current Report on Form 8-K filed with the SEC on September 10, 2026. Other than as specifically discussed, this report does not assume the closing of the transactions contemplated by the Share Purchase Agreement.

On August 27, 2026, the Company received a written notice from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that, because the aggregate market value of the Company’s outstanding warrants was less than $1 million, the Company’s warrants were no longer in compliance with Nasdaq Listing Rule 5452(b)(C). The notice relates only to the Company’s warrants and has no effect on the listing or trading of the Company’s other securities. The Company submitted a plan to regain compliance on October 12, 2026, and on October 20, 2026, Nasdaq granted the Company an extension until February 23, 2027 to regain compliance. If the Company does not regain compliance by that date, its warrants may be delisted, subject to the Company’s right to appeal to a Nasdaq hearings panel.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in U.S. Dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the period from May 27, 2025 (inception) through December 31, 2025 included in the Company’s final prospectus filed with the SEC on April 30, 2026. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future interim periods.

Liquidity and Capital Resources

As of September 30, 2026 and December 31, 2025, the Company had $940,541 and $0 in cash and a working capital surplus of $705,304 and working capital deficit $416,951, respectively.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the loan from the Sponsor under the Promissory Note (as defined in Note 5). The Company offset the subscription of $25,000 with the promissory note. The Company has $0 and $156,726 outstanding under the Promissory Note as of September 30, 2026 and December 31, 2025, respectively. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). Accordingly, no substantial doubt exists about the Company’s ability to continue as a going concern. As of September 30, 2026 and December 31, 2025, there were no amounts outstanding under any Working Capital Loans.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $940,541 and no cash and cash equivalents as of September 30, 2026 and December 31, 2025, respectively.

Cash and marketable securities held in Trust Account

As of September 30, 2026, substantially all of the assets held in Trust Account were held in U.S. Treasury Securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in investment income earned on marketable securities held in Trust in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information. The Company had $122,572,314 and $0 of investments held in Trust Account as of September 30, 2026 and December 31, 2025, respectively.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. Financial Accounting Standards Board (“FASB”) ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Public Units between ordinary shares, rights and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and rights and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares subject to possible redemption were charged to temporary equity, and offering costs allocated to the warrants and rights included in the Public Units and Private Units were charged to shareholder’s equity as the warrants and rights, after management’s evaluation, were accounted for under equity treatment. As of September 30, 2026 and December 31, 2025, the Company had recorded deferred offering cost of $0 and $372,551, respectively.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of September 30, 2026 and December 31, 2025 no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be a British Virgin Islands (BVI) business company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States. As such, the provision for income taxes was deemed to be de minimis for the three and nine months ended September 30, 2026.

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

Share Rights

The Company accounts for the Public Rights and Private Rights (defined below) issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and classified the rights under equity treatment at their assigned value. There are 12,075,000 Public Rights and 200,000 Private Rights outstanding as of September 30, 2026, respectively and no Public Rights or Private Rights outstanding as of December 31, 2025.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. As of September 30, 2026, the 12,075,000 Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$120,750,000
Less:
Proceeds allocated to Public Warrants	(2,312,362)
Proceeds allocated to Public Rights	(6,967,275)
Issuance costs allocated to Class A ordinary shares subject to possible redemption	(1,712,906)
Plus:
Accretion of carrying value to redemption value	10,992,543
Class A ordinary shares subject to possible redemption, May 1, 2026	$120,750,000
Accretion of carrying value to redemption value	714,805
Class A ordinary shares subject to possible redemption, June 30, 2026	$121,464,805
Accretion of carrying value to redemption value	1,107,509
Class A ordinary shares subject to possible redemption, September 30, 2026	122,572,314

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

The following table reflects the net income per share after allocating income between the shares based on outstanding shares:

	For the three months ended September 30, 2026		For the nine months ended September 30, 2026		For the three months ended September 30, 2025		For the period from May 27, 2025 (Inception) Through September 30, 2025
	Class A ordinary shares subject to possible redemption	Class A and Class B ordinary shares not subject to redemption	Class A ordinary shares subject to possible redemption	Class A and Class B ordinary shares not subject to redemption	Class A ordinary shares subject to possible redemption	Class A and Class B ordinary shares not subject to redemption	Class A ordinary shares subject to possible redemption	Class A and Class B ordinary shares not subject to redemption
Numerator:
Allocation of income – basic and diluted	846,383	(126,681)	1,545,712	(227,164)	-	(18,000)	-	(41,400)

Denominator:

Basic and diluted weighted average share of ordinary shares:	12,075,000	5,858,000	6,767,308	5,557,780	-	5,175,000	-	5,175,000

Basic and diluted net income (loss) per share	0.07	(0.02)	0.23	(0.04)	-	(0.00)	-	(0.01)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution, which at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2026 and December 31, 2025, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On May 27, 2025, the Company issued an aggregate of 12,321,429 Class B ordinary shares (“Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000 in cash. The funds were offset with the Promissory Note upon the Initial Public Offering. On December 3, 2025, our sponsor surrendered 4,928,572 Class B ordinary shares it held for no consideration, leaving sponsor with 7,392,857 Class B ordinary shares for an aggregate purchase price of $25,000 (up to 964,286 of which are subject to forfeiture by the holders thereof depending on the extent to which the underwriter’s over-allotment option is exercised). On April 6, 2026 pursuant to the second downsize of the Initial Public Offering, our sponsor further surrendered 2,217,857 Class B ordinary shares for no consideration, leaving sponsor with 5,175,000 Class B ordinary shares for an aggregate purchase price of $25,000 (up to 675,000 of which are subject to forfeiture by the holders thereof depending on the extent to which the underwriter’s over-allotment option is exercised). As of May 1, 2026, following the full exercise of the over-allotment option by the underwriter, no Founder Shares are subject to forfeiture.

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

Promissory Note — A Related Party

On June 4, 2025, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $350,000, to be used for payment of costs related to the Initial Public Offering. On November 28, 2025, the Promissory Note was amended to extend the payable date from December 31, 2025 to December 31, 2026 pursuant to the First Amendment to Promissory Note and increased the aggregate principal amount to $500,000. On February 13, 2026, the Promissory Note was further amended to extend the payable date from December 31, 2026 to June 30, 2027. The note is non-interest bearing and payable on the earlier of (i) June 30, 2027 or (ii) the consummation of the Initial Public Offering. As of September 30, 2026 and December 31, 2025, there were $0 and $156,726 Promissory Note outstanding, respectively.

Administrative Services Arrangement

An affiliate of our Sponsor has agreed, commencing from the date that the Company’s securities are first listed on Nasdaq, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain office space, utilities and secretarial and administrative support as may be reasonably required by the Company. The Company has agreed to pay to the affiliate of our Sponsor, $20,000 per month, for up to 12 months, subject to extension to up to 15 months, as provided in the Company’s registration statement, for such administrative services. During the nine months ended September 30, 2026 and for the three months ended September 30, 2026, the Company incurred $100,000 and $60,000, respectively in formation and operating costs.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Up to $2,500,000 of such loans may be convertible into private units, at a price of $10.00 per unit, at the option of the applicable lender. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2026 and December 31, 2025, no amounts under such loans have been drawn.

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

The underwriters were not entitled to any cash underwriting fee at closing of the Initial Public Offering. The underwriters were entitled to 483,000 Representative Shares at closing of the Initial Public Offering, whereby 383,000 Class A ordinary shares were issued to ARC Group Securities LLC and 100,000 Class A ordinary shares were issued to IB Capital LLC, as the qualified independent underwriter. The underwriters were not entitled to any deferred underwriting fee upon closing of the Business Combination. On May 1, 2026, the over-allotment option was exercised in full.

NOTE 7. SHAREHOLDER’S EQUITY

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. On September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2026 and December 31, 2025, there were 683,000 and no Class A ordinary shares issued and outstanding (excluding 12,075,000 Class A ordinary shares subject to possible redemption), respectively.

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

On December 3, 2025, our sponsor surrendered 4,928,572 Class B ordinary shares it held for no consideration, leaving sponsor with 7,392,857 Class B ordinary shares for an aggregate purchase price of $25,000 (up to 964,286 of which are subject to forfeiture by the holders thereof depending on the extent to which the underwriter’s over-allotment option is exercised). As of December 31, 2025, there were 7,392,857 Class B ordinary shares issued and outstanding (up to 964,286 of which are subject to forfeiture by the holders thereof depending on the extent to which the underwriter’s over-allotment option is exercised). On April 6, 2026 pursuant to the second downsize of the Initial Public Offering, our sponsor further surrendered 2,217,857 Class B ordinary shares for no consideration, leaving sponsor with 5,175,000 Class B ordinary shares for an aggregate purchase price of $25,000 (up to 675,000 which are subject to forfeiture by the holders thereof depending on the extent to which the underwriter’s over-allotment option is exercised). As of May 1, 2026, the Company has 5,175,000 Class B ordinary shares issued and outstanding. Following underwriter’s full exercise of over-allotment option on May 1, 2026, no ordinary shares were subject to forfeiture. As of September 30, 2026, there were 5,175,000 Class B ordinary shares issued and outstanding.

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

The following table presents information about the Company’s assets that are measured at fair value as of September 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2026	December 31, 2025
Asset:
Cash and marketable securities in trust	1	$122,572,314	-

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026	For the Three Months Ended September 30, 2025	For the Period from May 27, 2025 (Inception) through September 30, 2025
Formation and operating costs	$(387,807)	$(503,766)	$(18,000)	$(41,400)
Interest income on cash and marketable securities held in the trust account	$1,107,509	$1,822,314	$-	$-

	As of September 30, 2026	As of December 31, 2025
Cash and marketable securities held in the trust account	$122,572,314	$-

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

NOTE 10. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred through the date the unaudited financial statements were available to issue. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited financial statements.

On October 12, 2026, the Company submitted to Nasdaq a plan to regain compliance with Nasdaq Listing Rule 5452(b)(C) relating to the aggregate market value of its outstanding warrants. On October 20, 2026, the Company received a letter from Nasdaq granting the Company an extension until February 23, 2027 to regain compliance with such rule.

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

Overview

The Company is a blank check company formed under the laws of the British Virgin Islands on May 27, 2025 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. The Company intends to effectuate its initial business combination using cash from the proceeds of our Initial Public Offering (the “IPO”) the private placement of the private units, the proceeds of the sale of our securities in connection with our initial Business Combination, our shares, debt or a combination of cash, stock and debt.

On September 10, 2026, the Company (“Purchaser”) entered into a share purchase agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Share Purchase Agreement”) with Firstborn Top Capital Sdn. Bhd., a Malaysian private limited company (“Firstborn”), the holders of all issued and outstanding ordinary shares of Firstborn (the “Firstborn Shares,” and such holders, the “Selling Shareholders”), Datuk Dr. Doris Wong, in her capacity as the representative of the shareholders of Purchaser (other than the Selling Shareholders immediately prior to the Closing and their respective successors and assigns) from and after the Closing (as defined below), and Ow Ruey Shen, in his capacity as the representative of the Selling Shareholders from and after the Closing. The Share Purchase Agreement and related agreements are further described in the Company’s Current Report on Form 8-K filed with the SEC on September 10, 2026. Other than as specifically discussed, this report does not assume the closing of the transactions contemplated by the Share Purchase Agreement.

On August 27, 2026, we received a written notice from Nasdaq indicating that, because the aggregate market value of our outstanding warrants was less than $1 million, our warrants were no longer in compliance with Nasdaq Listing Rule 5452(b)(C). We submitted a plan to regain compliance on October 12, 2026, and on October 20, 2026, Nasdaq granted us an extension until February 23, 2027 to regain compliance. If we do not regain compliance by that date, our warrants may be delisted, subject to our right to appeal to a Nasdaq hearings panel.

We expect to continue to incur significant costs in the pursuit of our initial business combination plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2026 were organizational activities, those necessary to prepare for and consummate the IPO and, following the IPO, identifying a target for our initial business combination and negotiating and entering into the Share Purchase Agreement. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to continue to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the nine months ended September 30, 2026, we had a net income of $1,318,548, which consisted of operating costs and interest income on marketable securities held in trust account. For the three months ended September 30, 2026, we had a net income of $719,702, which consisted of operating costs and interest income on marketable securities held in trust account. For the period from May 27, 2025 (Inception) through September 30, 2025, we had a net loss of $41,400, which consisted of formation and operation costs. For the three months ended September 30, 2025, we had a net loss of $18,000, which consisted of formation and operation costs.

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

As of September 30, 2026 and December 31, 2025, we had $940,541 and $0 in cash on our balance sheet and a working capital surplus (deficit) of $705,304 and $(416,951), respectively. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through the loan under an unsecured promissory note from the Sponsor of $500,000.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Sponsor an aggregate of $20,000 per month for office space, secretarial and administrative support. We began incurring these fees on April 30, 2026, and will continue to incur these fees monthly until completion of the Company’s initial business combination or liquidation. During the nine months ended September 30, 2026 and for the three months ended September 30, 2026, we incurred $100,000 and $60,000, respectively in formation and operating costs.

The underwriters were not entitled to any cash underwriting fee at closing of the Initial Public Offering. The underwriters were entitled to 483,000 Representative Shares at closing of the Initial Public Offering, whereby 383,000 Class A ordinary shares were issued to ARC Group Securities LLC and 100,000 Class A ordinary shares were issued to IB Capital LLC, as the qualified independent underwriter. The underwriters were not entitled to any deferred underwriting fee upon closing of the Business Combination.

Critical Accounting Estimates

The preparation of unaudited financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2026 and December 31, 2025, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended September 30, 2026, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our management, there is no litigation currently pending against us, any of our officers or directors in their capacity or against any of our property.

Item 1A. Risk Factors

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Quarterly Report on Form 10-Q. For additional risks relating to our operations, see the section titled “Risk Factors” contained in our final prospectus for the IPO filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 27, 2025, we issued an aggregate of 12,321,429 Class B ordinary shares (“Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000 in cash. The funds were offset with the Promissory Note upon the IPO. On December 3, 2025, our sponsor surrendered 4,928,572 Class B ordinary shares it held for no consideration, leaving sponsor with 7,392,857 Class B ordinary shares for an aggregate purchase price of $25,000 (up to 964,286 of which are subject to forfeiture by the holders thereof depending on the extent to which the underwriter’s over-allotment option is exercised). On April 6, 2026 pursuant to the second downsize of the Initial Public Offering, our sponsor further surrendered 2,217,857 Class B ordinary shares for no consideration, leaving sponsor with 5,175,000 Class B ordinary shares for an aggregate purchase price of $25,000 (up to 675,000 of which are subject to forfeiture by the holders thereof depending on the extent to which the underwriter’s over-allotment option is exercised). As of May 1, 2026, following the full exercise of the over-allotment option by the underwriter, no Founder Shares are subject to forfeiture.

On May 1, 2026, we consummated our Initial Public Offering of 10,500,000 units, at $10.00 per Unit, generating gross proceeds of $105,000,000. Each Public Unit contains one Class A ordinary share, one right, and one redeemable warrant. On May 1, 2026, the underwriter purchased an additional 1,575,000 units pursuant to the exercise of the over-allotment option. The units were sold at $10.00 per Public Unit, generating additional gross proceeds to the Company of $15,750,000.

Simultaneously with the consummation of the closing of the Initial Public Offering, we consummated the private placement of an aggregate of 200,000 units to the Sponsor at a price of $10.00 per Private Unit, generating gross proceeds of $2,000,000.

Following the closing of the Initial Public Offering and the private placement on May 1, 2026, an aggregate of $120,750,000 from the net proceeds of the Initial Public Offering and the sale of the Private Units was placed in the Trust Account. There has been no material change in the planned use of proceeds from the Initial Public Offering and the private placement as described in our final prospectus filed with the SEC on April 30, 2026.

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

ARC Group Acquisition I Corp

Dated: November 12, 2026	By:	/s/ Datuk Dr. Doris Wong Sing Ee
Datuk Dr. Doris Wong Sing Ee, Chief Executive Officer and Director (Principal Executive Officer)

